Form 10QSB
period 2007-06-30
Syprus, Inc.
filed 2007-08-14
CIK 1373425

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2007: 10,000,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

SYPRUS, INC.

(a corporation in the development stage)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Page

Item 1. Financial Statements………………… ……………………………………………….3

Balance Sheet – June 30, 2007 (unaudited)………………… ……………………………………………….3

Statements of Operations for the six months ended June 30, 2007 and the cumulative period from May 11, 2006 (inception) to June 30, 2007 (unaudited)………… …4

Statements of Cash Flows for the cumulative period from May 11, 2006 (inception) to June 30, 2007 (unaudited) 5

Item 2.  Management's Discussion and Analysis or Plan of Operation

6

Item 3.  Controls and Procedures………………………………………………………………………………… 7

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings

7

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

7

Item 3.  Defaults Upon Senior Securities

7

Item 4.  Submission of Matters to a Vote of Security Holders

7

Item 5.  Other Information

7

Item 6.  Exhibits

8

Signatures

8

SYPRUS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED BALANCE SHEET
AS OF JUNE 30, 2007

ASSETS

CURRENT ASSETS:
Cash	$ 100
TOTAL CURRENT ASSETS	100

TOTAL ASSETS	$ 100

LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Preferred stock ($.001 par value, 10,000,000 shares authorized;
authorized; no shares issued and outstanding)	$ -
Common stock ($.001 par value, 100,000,000 shares authorized;
10,000 shares issued and outstanding)	1,000
Additional paid in capital	6,600
Retained Deficit	(7,500)
TOTAL STOCKHOLDERS' EQUITY	100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 100

SYPRUS, INC.
( A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2007

	The Three	The Six	Cumulative
	Months	Months	Totals
	Ended	Ended	Since
	June 30, 2007	June 30, 2007	Inception
REVENUES:
Income	$ -	$ -	$ -
Total Revenue	-	-	-

EXPENSES:
Consulting and Professional Fees	-	-	7,500
Total Expenses	-	-	7,500

Loss from operations	$ -	$ -	$ (7,500)

Provision for income taxes	-	-	-

NET LOSS	$ -	$ -	$ (7,500)

Basic and fully diluted net loss per common share:	$ -	$ -	$ (0.001)

Weighted average common shares outstanding	10,000,000	10,000,000	10,000,000

SYPRUS, INC.
( A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007

	The Three	The Six	Cumulative
	Months	Months	Totals
	Ended	Ended	Since
	June 30, 2007	June 30, 2007	Inception
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ -	$ -	$ (7,500)
Adjustments to reconcile net (loss) to net cash used in operations:
Expenses paid by Officer or Shareholder	-	-	2,500
NET CASH USED IN OPERATING ACTIVITIES	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions of capital in cash	-	-	5,100
	-	-	5,100

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	100

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	100	100	-

END OF THE PERIOD	$ 100	$ 100	$ 100

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

Results of Operation

The Company did not have any operating income from its inception on May 11, 2006 through June 30, 2007. The Company recognized a net loss of $7,500 during that period. Expenses during this period were comprised mainly of consulting fees and professional fees, and filing fees associated with regulatory filings. It is unlikely the Company will have any revenue unless it is able to effect an acquisition or merger with an operating Company and there is no assurance that such an acquisition will be effected.

Liquidity and Capital Resources

At June 30, 2007, the Company had total capital resources consisting of $100 in cash. The Company will rely upon those assets, the issuance of common stock, and additional capital contributions from shareholders to fund administrative expenses pending the acquisition of an operating company.

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

Dated:  August 14, 2007

SYPRUS, INC.

By: /s/ Teresa G. Garvin

            Teresa G. Garvin

8